Form 10QSB
period 2001-10-31
DIPPER INC
filed 2001-12-17
CIK 1160423

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
            1934 for the Quarterly Period Ended October 31, 2001

Commission file number 000-33249
                       ---------

                              DIPPER INCORPORATED
                              -------------------
       (Exact name of small business issuer as specified in its charter)

          Colorado                                           84-1493158
          --------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              7899 West Frost Drive, Littleton, Colorado     80128
              ----------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                  303-979-3224
                                  ------------
                          (Issuer's telephone number)

                                 Not applicable
                                 --------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes     X         No
                                                     ---------        --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of October 31, 2001, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                         Page
                                                                         ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet (Unaudited) - October 31, 2001                3

     Condensed statements of operations (Unaudited) - Three months ended
       October 31, 2001 and 2000; six months ended October 31, 2001 and
       2000                                                                4

     Condensed statements of cash flows (Unaudited) - Six months ended
       October 31, 2001 and 2000                                           5

     Notes to condensed financial statements (Unaudited)                   6

     Item 2.  Plan of operation                                            8

PART II--OTHER INFORMATION                                                 8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                            9



                                        2



Part 1. Item 1. Financial Information
-------         ---------------------

                               DIPPER INCORPORATED

                             Condensed Balance Sheet
                                   (Unaudited)

                                October 31, 2001

Assets
Cash                                                              $       100
Due from affiliate (Note B)                                               176
                                                                  ------------

                                                                  $       276
                                                                  ============

Liabilities and shareholders' deficit
Liabilities:
  Accounts payable and accrued expenses                           $     1,018
                                                                  ------------

Shareholders' deficit:
  Preferred stock                                                           -
  Common stock                                                          2,672
  Additional paid-in capital                                            4,300
  Retained deficit                                                     (7,714)
                                                                  ------------
                                       Total shareholders' deficit       (742)
                                                                  ------------

                                                                  $       276
                                                                  ============



           See accompanying notes to condensed financial statements
                                        3



                               DIPPER INCORPORATED

                        Condensed Statements of Operations
                                   (Unaudited)



                     For the Three Months Ended     For the Six Months Ended
                             October 31,                   October 31,
                     --------------------------     ------------------------
                         2001           2000           2001           2000
                     ------------   -----------     --------       ---------

Costs and expenses:
  Contributed rent
    (Note B)         $      300     $      300      $      600     $      600
  General and
    administrative          768              -           1,018              -
                     -----------    -----------     -----------    -----------
      Total cost and
            expenses     (1,068)          (300)         (1,618)          (600)

Interest income               -              -               -              5
                     -----------    -----------     -----------    -----------
     Net loss before
        income taxes     (1,068)          (300)         (1,618)          (595)

Income taxes (Note C)         -              -               -              -
                     -----------    -----------     -----------    -----------

            Net loss $   (1,068)    $     (300)     $   (1,618)    $     (595)
                     ===========    ===========     ===========    ===========

Basic and diluted
  loss per common
  share              $      *       $      *        $      *       $       *
                     ===========    ===========     ===========    ===========
Basic and diluted
  weighted average
  common shares
  outstanding         1,230,000      1,230,000       1,230,000      1,230,000
                     ===========    ===========     ===========    ===========


*   Less than $.01 per share



           See accompanying notes to condensed financial statements
                                        4



                               DIPPER INCORPORATED

                        Condensed Statements of Cash Flows
                                   (Unaudited)

                                                     For the Six Months Ended
                                                             October 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------

              Net cash used in operating activities $    (1,500)  $         -
                                                    ------------  ------------

Cash flows from financing activities:

  Advances repaid by affiliate (Note B)                   1,600             -
                                                    ------------  ------------
         Net cash provided by financing activities        1,600             -
                                                    ------------  ------------

                                Net change in cash          100             -
Cash, beginning of period                                     -             -
                                                    ------------  ------------

                               Cash, end of period  $       100   $         -
                                                    ============  ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $         -   $         -
                                                    ============  ============
    Income taxes                                    $         -   $         -
                                                    ============  ============



           See accompanying notes to condensed financial statements
                                        5



                               DIPPER INCORPORATED

                    Notes to Condensed Financial Statements
                                   (Unaudited)

Note A:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies stated in its audited financial statements for the year ended April 30, 2001 as filed in its Form 10-SB and should be read in conjunction with the notes thereto. The Company plans to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

Management changed the manner in which it presents the Company's operating results and cash flows during the quarter to which this quarterly report pertains. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, the cumulative operating and cash flow information required by the Statement to provide cumulative information about pre-operating costs is no longer presented in the financial statements.

This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Related Party Transactions

As of April 30, 2001, Corporate Management Services, Inc. ("CMS"), an affiliate under common control, owed the Company $1,776 consisting of $1,660 in net proceeds remaining from a prior stock offering and $116 of interest income generated from an interest-bearing bank account. As of October 31, 2001, CMS owed the Company $176. The $1,600 received from CMS was disbursed for legal and accounting fees.

CMS provided office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $300, and $600, respectively, for the three and six months ended October 31, 2001 and 2000, respectively.


                                        6



                               DIPPER INCORPORATED

                    Notes to Condensed Financial Statements
                                   (Unaudited)

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying unaudited condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.



                                        7



Part I--Item 2.  Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company has no full time employees, incurs nominal rent and administrative expenses of $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

Part II--Other Information

Items 1 through 5

No response required.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     None



                                        8



                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Dipper Incorporated




Date:  December 14, 2001                   By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



                                        9