Form 10QSB
period 2002-01-31
DIPPER INC
filed 2002-08-01
CIK 1160423

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2002.

Commission file number 000-33249

DIPPER INCORPORATED
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1493158 (I.R.S. Employer Identification No.)

8390 East Via do Ventura, Suite F11 #228 Scottsdale, AZ (Address of principal executive offices)	85258 (Zip Code)

(480) 451-4040
(Issuer’s telephone number)

7899 West Frost Drive, Littleton, Colorado 80128
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

As of July 29, 2002, 1,230,000 shares of common stock, no par value, were outstanding.

* The accompanying financial statements are not covered by an Independent Certified Public Accountant’s report.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

DIPPER, INC.

Condensed Balance Sheet
(Unaudited)

January 31, 2002

Assets:	$-

Liabilities and shareholders’ deficit
Liabilities:
Accounts payable and accrued expenses	$1,013

1,013

Shareholders’ deficit:
Preferred stock	—
Common stock	2,673
Additional paid-in capital	5,449
Retained deficit	(9,135)
Total shareholders’ deficit	(1,013)

$—

See accompanying notes to condensed financial statements

DIPPER, INC.

Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,				For the Nine Months Ended January 31,
	2002		2001		2002		2001
Costs and expenses:
Contributed rent (Note B)		$300		$300		$900		$900
General and administrative		1,120		—		2,138		—

Total cost and expenses		(1,420)		(300)		(3,038)		(900)
Interest income		—		—		—		5

Net loss before income taxes		(1,420)		(300)		(3,038)		(895)
Income taxes (Note C)		—		—		—		—

Net loss		$(1,420)		$(300)		$(3,038)		$(895)

Basic and diluted loss per common share	$	*	$	*	$	*	$	*

Basic and diluted weighted average common shares outstanding		1,230,000		1,230,000		1,230,000		1,230,000

*	Less than $.01 per share

See accompanying notes to condensed financial statements

DIPPER, INC.

Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,
	2002	2001
Net cash used in operating activities	$(849)	$—

Cash flows from financing activities:
Contributed capital by affiliate (Note B)	849	—

Net cash provided by financing activities	849	—

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements

DIPPER, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note A:    Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2001 as filed in its Form 10-SB and should be read in conjunction with the notes thereto. The Company’s plans to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

On January 11th, 2002, the Company, Corporate Management Services (“CMS”) and 21ST Century Education, Inc. (“21st Century”) executed a common stock purchase agreement. 21st Century purchased 800,000 shares of the Company’s common stock, previously owned by Corporate Management Services, and effectively took over the control of the Company.

This change does not affect the Company’s operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

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

Note B:    Related Party Transactions

As of April 30, 2001, CMS, an affiliate under common control, owed the Company $1,776 consisting of $1,660 in net proceeds remaining from a stock offering in 1998 and $116 of interest income generated from an interest-bearing bank account. As of January 11, 2002, the Company owed CMS $849. The $2,625 received from CMS was disbursed for legal and accounting fees.

On January 11, 2002, pursuant to the common stock purchase agreement between the Company, CMS and 21st Century, CMS forgave the $849 owed by the Company. The debt forgiveness was considered as a contribution to additional paid-in capital.

CMS provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company’s Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900 and $900, for the nine months ended January 31, 2002 and 2001, respectively.

DIPPER, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note C:    Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the accompanying unaudited condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2.    Plan of Operation

Plan of Operation

We were incorporated in Colorado on April 8, 1998, as a “blank check” company for the purpose of evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. Our purpose was to provide a method for a foreign or domestic private company to become a reporting (or public) company whose securities would be qualified for trading in the United States secondary market. In furtherance of these goals, on October 12, 2001, our management voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission and we became a reporting company. Our management also actively sought a suitable acquisition or merger candidate but did not find one. Consequently, we have not had a source of cash flow or income since our inception.

On December 20, 2001, we and our largest shareholder Corporate Management Services, Inc. or “CMSI”, entered into an Agreement for the Purchase of Common Stock whereby CMSI, on January 11, 2002, sold a controlling interest to 21st Century Education, Inc. in order to change us from an inactive company to a company active in providing electronic (virtual) curriculum and related consulting services to high schools. We anticipate that the change in our business activities will result from a business combination with 21st Century. However, there can be no assurances that any such business combination with 21st Century will occur. We do not anticipate that shareholder approval will be necessary for such a business combination.

Prior to entering the stock purchase agreement, neither 21st Century nor any of its officers, directors or controlling shareholders were affiliated with us or owned any of our common stock. In connection with 21st Century’s acquisition of a controlling interest, our then sole officer and director, Mr. George Andrews, resigned and Mr. David Richter, the President and sole director of 21st Century, became our President and sole director. We are in the process of moving our principal place of business from Littleton, Colorado, to Scottsdale, Arizona.

Liquidity and Capital Resources

We have had no revenues from operations since our formation, and none are anticipated prior to completing a business combination. During the quarter ended January 31, 2002, we had no full time employees and our President devoted approximately 10 hours per month to our affairs, without compensation.

During the quarter ended January 31, 2002, we incurred nominal rent and administrative expenses of $100 per month, and had no other recurring operational expenses except professional fees incurred as necessary. We do not anticipate raising any additional funds in the next 12 months, and have no present plans to acquire any assets or make any investments prior to completing a business combination with 21st Century.

At January 31, 2002, we had cash and cash equivalents of $0. Our current cash and cash equivalents will not satisfy our expected working capital requirement through fiscal year 2001, which ends on April 30, 2002.

PART II    OTHER INFORMATION

Items 1.    Legal Proceedings

None

Item 2.    Change in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matter to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are furnished as part of this report:

Agreement for the Purchase of Common Stock dated as of December 20, 2001, by and between Corporate Management Services, Inc., Dipper Incorporated and 21st Century Education, Inc. (incorporated by reference herein to Exhibit 7.1 of the Form 8-K filed July 24, 2002, Commission file #000-33249).

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIPPER INCORPORATED

By:	/S/ DAVID RICHTER
David Richter, President

Date: July 30, 2002