Form 10KSB
period 2002-04-30
DIPPER INC
filed 2002-08-01
CIK 1160423

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:    000-33249

Dipper Incorporated
(Name of small business issuer in its charter)

Colorado	84-1493158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8390 East Via do Ventura, Suite F11 #228, Scottsdale, AZ 85258
(Address of principal executive offices, including ZIP Code)

Issuer’s telephone number:    (480) 451-4040

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year ended April 30, 2002 were $-0-.

The aggregate market value of the 230,000 shares of the issuer’s outstanding common stock held by non-affiliates of the issuer was $7,130 as of July 29, 2002. The stock price for computation purposes was $0.031, which was the last sale price received by a shareholder for shares of its common stock. Presently there is no market for the issuer’s securities.

The issuer had 1,230,000 shares of its common stock issued and outstanding as of July 29, 2002, the latest practicable date before the filing of this report.

DIPPER INCORPORATED

PART I

Forward-Looking Statements

This report on Form 10-KSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in “Description of Our Business” and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward looking statements.

The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.     Description of Our Business.

Our Recent History

We were incorporated in Colorado on April 8, 1998, as a “blank check” company for the purpose of evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. Our purpose was to provide a method for a foreign or domestic private company to become a reporting (or public) company whose securities would be qualified for trading in the United States secondary market. In furtherance of these goals, on October 12, 2001, our management voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission and we became a reporting company. Our management also actively sought a suitable acquisition or merger candidate but has not finalized any such business combination as of the date of this report. Consequently, we have not had a source of cash flow or income since our inception.

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

We do not anticipate that approval from the shareholders of Dipper will be necessary for such a business combination. However, approval from the shareholders of 21st Century will be required. The current structure contemplated by us and 21st Century will require unanimous approval by the shareholders of 21st Century. The parties intend to seek such approval within the next 30 days.

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

Our Current Plan of Operation

Currently, we plan to engage in a share exchange with the shareholders of 21st Century whereby we will acquire all of the outstanding shares of 21st Century in exchange for shares of our common stock and thereafter the company shares owned by 21st Century will be canceled. 21st Century will become our wholly-owned subsidiary and we will change our name to 21st Century Education, Inc. and 21st Century will change its name. However, there can be no assurances that any such share exchange or other business combination with 21st Century will occur or that if a business combination occurs, that its structure will be as described above.

21st Century is a virtual school service provider focused on educating at-risk and other students in charter schools through computer-based and electronic-learning instruction. 21st Century offers schools comprehensive skills diagnostics, assessment, instruction and reporting services. At-risk youth are defined as students who have left the traditional public school setting for various reasons. 21st Century can provide such students with an individualized process where they can work toward a high school diploma or a GED. 21st Century will contract with charter schools to assume educational and operational responsibility for at-risk and other youth in return for per-pupil funding that is generally comparable to that spent on students in the district. 21st Century’s model offers charter school authorities and educators who are concerned about students, the benefits of a private sector company with a national support system. 21st Century has the ability to create, implement and support a superior educational model for its target group through focused research and development. These benefits contribute to an enhanced educational experience that is attractive to charter school authorities, parents and teachers alike.

In the event that we do not enter into a business combination with 21st Century, we will resume efforts to find a suitable acquisition or merger candidate. Our purpose will be to provide a method for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market. We believe there are a number of perceived benefits to being a reporting company with a class of publicly-traded securities, including increased visibility in the marketplace, ease of borrowing from financial institutions, and shareholder liquidity. Target companies interested in a business combination with us potentially could include a company desiring to become public with less dilution of its common stock than would occur upon an underwritten public offering or a company desiring to use registered stock to acquire other businesses or assets. A business combination with a target company normally would involve the transfer to the target company of a majority of our issued and outstanding common stock and the election by the target company of its nominees to our management and board of directors. However, no assurances can be given that we would be successful in locating or negotiating a business combination with any target company. These proposed business activities would classify us as a “blank check” company. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Item 2.     Description of Property.

Prior to February 2002, we occupied offices in the home of our former president in Littleton, Colorado. We incurred a rent expense of $100 per month to Corporate Management Services, Inc. which also occupies offices in the same location. In February 2001, we moved our headquarters from Littleton, Colorado, to 8390 East Via do Ventura, Suite F11 #228, Scottsdale, Arizona, which is also the offices of 21st Century. We currently share these offices at no charge to us. 21st Century has agreed to continue this arrangement until we make other arrangements.

Item 3.     Legal Proceedings.

We do not know of any pending or threatened legal proceedings to which we are a party. We also are not aware of any proceedings being contemplated by governmental authorities against us.

Item 4.     Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the fourth quarter of the year ended April 30, 2002.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

(a)    Principal Market or Markets.     Our stock has not traded and, at the present time, it has no trading symbol.

(b)    Approximate Number of Holders of Common Stock.    The number of holders of record of our common stock as of July 29, 2002, was approximately 49.

(c)    Dividends.    Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We did not pay any dividends on the common stock during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

(d)    Recent Sales of Unregistered Securities.    In the past 3 years, we have not sold any securities in any transactions without registering the securities under the Securities Act of 1933.

Item 6.     Plan of Operation.

During the year ended April 30, 2002, we spent approximately $3,639 in general and administrative expenses in connection with maintaining our regulatory compliance with the SEC and IRS. General and administrative expenses were $1,500 in the prior fiscal year. At April 30, 2002 and 2001, we had no cash or cash equivalents.

In connection with the sale of stock by Corporate Management Services, Inc. to 21st Century Education, Inc. in January 2002, Corporate Management Services forgave $1,612 due to it for the payment of professional fees on our behalf. At April 30, 2002, we owed $0 to Corporate Management Services.

As a result of our anticipated changed plan of operation, we have not yet developed a formal budget for our 2002-03 fiscal year.

Item 7.     Financial Statements.

The independent auditors’ report and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our present accounting firm during the reporting period.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)    Directors and Executive Officers.    The names and ages of our former and current directors and executive officers are as follows:

Name	Age	Position	Term
George Andrews	76	Former Director and President	From April 1998 to January 2002
David Richter	39	Director and President	From January 2002 to present

In January 2002, George Andrews resigned his positions as a director and president of Dipper Incorporated.

Each director serves until the next annual meeting of shareholders or until his successor is elected and qualified.

The following sets forth information concerning the principal occupation and business experience of our current officers and directors.

David Richter has been our President and a Director since January 11, 2002. Mr. Richter has agreed to devote as much time to our activities as is required to implement our new plan of operations.

Mr. Richter has been the President and CEO of E2020, Inc. since July 1997 and the President of 21st Century Education, Inc. since August 2001. From January 1997 to July 1997, Mr. Richter researched the virtual education industry, which led to his formation of E2020, Inc. in July 1997.

During the last five years Mr. Richter has not been subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.

Section 16(a) Beneficial Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock and any changes in that ownership on reports that must be filed with us and the SEC. The SEC has designated specific deadlines for these reports and we must identify in this Form 10-KSB those persons who did not file these reports when due.

Based upon information provided to us by our directors, executive officers and persons holding more than 10% of our common stock, we believe that there were no late filings except the following: (i) the initial statement of ownership on Form 3 for 21st Century was filed late; (ii) the initial statement of ownership on Form 3 for David Richter was filed late; (iii) the statement of change of ownership on Form 4 for Corporate Management Services, Inc. was filed late; (iv) the statement of change of ownership on

Form 4 for George Andrews was filed late; and (iv) the statement of change of ownership on Form 4 for Barbara Davidson was filed late.

Item 10.     Executive Compensation.

Mr. Andrews did not receive any compensation from us for his services. At present no officer or director receives compensation for his services nor are there any employment agreements with any officer. Mr. Richter will be reimbursed for expenses paid on our behalf.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership as of July 29, 2002, of Dipper Incorporated common stock by any person who we know to be the beneficial owner of more than 5% of our voting securities, and by each of our directors and executive officers and by the directors and executive officers of Dipper Incorporated as a group. As of July 29, 2002, there were 1,230,000 shares of our common stock issued and outstanding.

All beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class Beneficially Owned
David Richter, President and Director 8390 East Via do Ventura, Suite F11 #228 Scottsdale, AZ 85258	800,000(2)	65%

All directors and executive officers as a group (1 person):	800,000(2)	65%

21st Century Education, Inc. 8390 East Via do Ventura, Suite F11 #228 Scottsdale, AZ 85258	800,000	65%

Corporate Management Services, Inc. 7899 West Frost Drive Littleton, CO 80128	200,000	16.3%

George G. Andrews 7899 West Frost Drive Littleton, CO 80128	210,000(3),(4)	17.1%

Barbara Davidson 1327 Lark Court Boulder, CO 80303	205,000(3)	16.7%

(1)
According to Rule 13d-3 under the Securities Exchange Act of 1934, a beneficial owner of securities includes any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within 60 days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)	These shares are owned by 21st Century Education, Inc., of which Mr. Richter is the President, sole director, and a significant shareholder.

(3)	Includes 200,000 shares owned by Corporate Management Services, Inc., of which Mr. George Andrews is the sole director and a 50% shareholder and Ms. Davidson is a 50% shareholder.

(4)	Also includes 5,000 shares owned by Mr. Andrews’ spouse.

Item 12.     Certain Relationships and Related Transactions.

On April 11, 1998, we issued a total of 1,000,000 shares of our common stock to Corporate Management Services, Inc., or CMSI, in exchange for services related to management and organization costs of $500. Mr. George Andrews, our sole officer and director until January 2002, is the sole director and a 50% shareholder of CMSI. From April 11, 1998, to January 12, 2002, CMSI provided us with administrative and marketing services on an as-needed basis without additional charge.

Additionally, from inception to April 30, 2002, we incurred an expense of $100 per month for rent and other administrative services which were performed by CMSI and 21st Century Education, Inc. on our behalf. As of April 30, 2002, we had incurred rent and administrative service expenses totaling $4,900, which amount was forgiven by CMSI and credited to additional paid-in capital on our financial statements.

From April 11, 1998, to January 12, 2002, CMSI advanced to us any additional funds which we needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances were made without expectation of repayment (other than offsets of earned interest) unless the owners of a business which we acquired or merged with agreed to repay all or a portion of such advances. As of April 30, 2002, CMSI had advanced a total of $1,612 to us for legal, accounting, general and administrative expenses, which amount was treated as an accrued liability on our financial statements but which was forgiven by CMSI as of January 12, 2002. No funds were advanced to us by CMSI subsequent to January 2002.

For the year ended April 30, 2001, CMSI earned $116 in interest income from funds attributable to us. This amount was included on our balance sheet as interest income receivable, from a related party. For the year ended April 30, 2002, this amount totaled $0. These sums reduced the total outstanding debt to CMSI, which as stated above was subsequently cancelled.

On or about December 20, 2001, we and CMSI entered into an Agreement for the Purchase of Common Stock with 21st Century Education, Inc. pursuant to which CMSI sold 800,000 shares of our common stock to 21st Century for $25,000. Pursuant to that agreement, on January 12, 2002, Mr. Andrews resigned as our sole officer and director and Mr. David Richter, the President and sole director of 21st Century, became our sole officer and director.

Item 13.     Exhibits and Reports on Form 8-K.

(a)    The following exhibits are furnished as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Dipper Incorporated (incorporated by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form 10-SB filed with the Commission on October 12, 2001).

3.2	Bylaws (incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form 10-SB filed with the Commission on October 12, 2001).

10.1
Agreement for the Purchase of Common Stock dated as of December 20, 2001, by and between Corporate Management Services, Inc., Dipper Incorporated, and 21st Century Education, Inc. (incorporated by reference herein to Exhibit 7.1 of the Form 8-K filed July 24, 2002, Commission file #000-33249).

10.2	Mutual Release dated as of January 12, 2002, between Dipper Incorporated and Corporate Management Services, Inc.*

*	Filed herewith

(b)    Reports on Form 8-K.

Dipper Incorporated filed a current report on Form 8-K on July 24, 2002, to report under Item 1 the change of control of Dipper Incorporated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIPPER INCORPORATED

Date: July 31, 2002	By:	/S/ DAVID RICHTER
David Richter, President

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID RICHTER David Richter	Director	July 31, 2002

DIPPER, INC.
(A Development Stage Company)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Dipper, Inc.

We have audited the balance sheet of Dipper, Inc. (a development stage company) as of April 30, 2002 and the related statements of operations, shareholders’ deficit and cash flows for the years ended April 30, 2002 and 2001, and for the period from April 9, 1998 (inception) through April 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dipper, Inc. as of April 30, 2002, and the related statements of operations and cash flows for the years ended April 30, 2002 and 2001, and for the period from April 9, 1998 (inception) through April 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since inception and has a net capital deficit at April 30, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Cordovano and Harvey, P.C

Cordovano and Harvey, P.C
Denver, Colorado
July 24, 2002

DIPPER, INC.
(A Development Stage Company)

BALANCE SHEET

April 30, 2002

Assets	$—

Liabilities and shareholders’ deficit
Liabilities:
Accrued liabilities	1,750

Total liabilities	1,750

Shareholders’ deficit:
Preferred stock, no par value; 5,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock, no par value; 20,000,000 shares authorized; 1,230,000 shares issued and outstanding	2,673
Additional paid-in capital	6,512
Deficit accumulated during development stage	(10,935)

Total shareholders’ deficit	(1,750)

$—

See accompanying notes to financial statements

DIPPER, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended April 30,				April 9, 1998 (inception) Through April 30,
	2002		2001		2002
Costs and expenses:
Stock-based compensation (Note B):
Organizational costs		$—		$—	$500
Contributed rent (Note B)		1,200		1,200	4,900
General and administrative		3,639		1,500	5,651

Total cost and expenses		(4,839)		(2,700)	(11,051)
Interest income		—		5	116

Net loss before income taxes		(4,839)		(2,695)	(10,935)
Income taxes (Note C)		—		—	—

Net loss		$(4,839)		$(2,695)	$(10,935)

Basic and diluted loss per common share	$	*	$	*

Basic and diluted weighted average common shares outstanding		1,230,000		1,230,000

*	Less than $.01 per share

See accompanying notes to financial statements

DIPPER, INC.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ DEFICIT

April 9, 1998 (inception) through April 30, 2002

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Beginning balance, April 9, 1998	—	$—	$—	$—	$—
April 1998, common stock issued in exchange for services and in connection with organizing the Company (Note B)	1,000,000	500	—	—	500
Contributed rent (Note B)	—	—	100	—	100
Net loss for the period ended April 30, 1998	—	—	—	(687)	(687)

BALANCE, APRIL 30, 1998	1,000,000	500	100	(687)	(87)
May 1998, common stock issued for cash, net of $127 of offering costs (Note A)	230,000	2,173	—	—	2,173
Contributed rent (Note B)	—	—	1,200	—	1,200
Net loss for year ended April 30, 1999	—	—	—	(1,398)	(1,398)

BALANCE, APRIL 30, 1999	1,230,000	2,673	1,300	(2,085)	1,888
Contributed rent (Note B)	—	—	1,200	—	1,200
Net loss for year ended April 30, 2000	—	—	—	(1,316)	(1,316)

BALANCE, APRIL 30, 2000	1,230,000	2,673	2,500	(3,401)	1,772
Contributed rent (Note B)	—	—	1,200	—	1,200
Net loss for year ended April 30, 2001	—	—	—	(2,695)	(2,695)

BALANCE, APRIL 30, 2001	1,230,000	2,673	3,700	(6,096)	277
Contributed rent (Note B)	—	—	1,200	—	1,200
Contributed expenses (Note B)	—	—	1,612	—	1,612
Net loss for year ended April 30, 2002	—	—	—	(4,839)	(4,839)

BALANCE, APRIL 30, 2002	1,230,000	$2,673	$6,512	$(10,935)	$(1,750)

See accompanying notes to financial statements

DIPPER, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,		April 9, 1998 (inception) Through April 30, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(4,839)	$(2,695)	$(10,935)
Transactions not requiring cash:
Common stock issued for services	—	—	500
Office space contributed by an affiliate (Note B)	1,200	1,200	4,900
Contributed expenses	1,612	—	1,612
Changes in operating assets and operating liabilities:
Accounts payable and accrued liabilities	250	1,500	1,750
Due from affiliate	1,777	(5)	—

Net cash used in operating activities	—	—	(2,173)

Cash flows from financing activities:
Proceeds from sale of common stock (Note A)	—	—	2,300
Payments for offering costs	—	—	(127)

Net cash provided by financing activities	—	—	2,173

Net change in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

See accompanying notes to financial statements

DIPPER, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note A:    Organization and summary of significant accounting policies

Organization

Dipper, Inc. (“the Company”) was incorporated by an affiliate, Corporate Management Services, Inc. (“CMS”), under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7 and is a “blank check” company. The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

On January 11, 2002, the Company, CMS and 21st Century Education, Inc. (“21st Century”) executed a common stock purchase agreement. 21st Century purchased 800,000 shares of the Company’s common stock, previously owned by CMS, and effectively took over the control of the Company.

The Company has been in the development stage since inception and has no revenue-producing operations to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses of $10,935 since inception and a net capital deficit at April 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through shareholder advances and equity offerings to fund its business plan. There is no assurance that the Company will be successful in acquiring advances and raising additional funds.

Summary of significant accounting policies

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2002.

Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

DIPPER, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Earnings (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At April 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Organization costs

Costs related to the organization of the Company have been expensed as incurred.

Offering costs

Legal, printing and filing fees incurred in connection with the offering of its common stock are deferred by the Company until the offering is closed. Upon closing, the deferred offering costs are (1) subtracted from the offering proceeds if the offering is successful, or (2) charged to operations if the offering is unsuccessful.

Fiscal year

The Company operates on a fiscal year ending April 30.

DIPPER, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” permits the use of either a “fair value based method” or the “intrinsic value method” defined in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company’s net loss or loss per share.

Note B:    Related party transactions

CMS organized the Company in exchange for 1,000,000 shares of the Company’s common stock. The common stock was valued at $500 by the Company’s Board of Directors. The affiliate provided administrative and marketing services as needed. The affiliate, from time to time, advanced the Company any additional funds that the Company needed for operating capital and for costs in connection with searching for or completing an acquisition or merger.

During 1998, the Company sold 230,000 shares of common stock in a private placement for $2,300. The private placement also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company’s pro rate one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company’s common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127.

CMS and 21st Century provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company’s Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,200, $1,200, and $4,900, respectively, for the years ended April 30, 2002 and 2001, and the period from April 9, 1998 (inception) through April 30, 2002.

During the year ended April 30, 2002, CMS repaid the Company $1,777 and contributed $1,612 for the payment of professional fees for the Company. At April 30, 2002, the Company owes $-0- to CMS.

Note C:    Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2002 and 2001 are as follows:

	For the Years Ended April 30,
	2002	2001
U.S. statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	4.04%	4.04%
Contributed rent	-4.72%	-8.48%
Net operating loss (NOL) for which no tax benefit is currently available	-14.32%	-10.56%

	0.00%	0.00%

DIPPER, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

At April 30, 2002, deferred taxes consisted of a net tax asset of $1,149, due to operating loss carryforwards of $6,035, which was fully allowed for, in the valuation allowance of $1,149. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2002 and 2001 and from April 9, 1998 (inception) through April 30, 2002 were $693, $285, and $1,149, respectively. Net operating loss carryforwards will expire through 2022.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note D:    Shareholders’ equity

The Company’s preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.