Form 10QSB
period 2002-07-31
DIPPER INC
filed 2002-10-03
CIK 1160423

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33249

Dipper Incorporated
(Name of small business issuer as specified in its charter)

Colorado	84-1493158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8390 East Via do Ventura, Suite F11 #228
Scottsdale, Arizona 85258
(Address of principal executive offices, including zip code)

(480) 451-4040
(Issuer’s telephone number)

N.A.
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Transitional Small Business Disclosure Format Yes  ☐  No  ☒

The issuer had 1,230,000 shares of its common stock issued and outstanding as of October 1, 2002, the latest practicable date before the filing of this report.

DIPPER INCORPORATED

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

DIPPER INCORPORATED
(A Development Stage Company)
Condensed Balance Sheet
July 31, 2002
(unaudited)

Assets
$—

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$7,442
Due to related party (Note 2)	2,200

Total liabilities	9,642

Shareholders’ deficit:
Common stock	2,800
Additional paid-in capital	9,384
Retained earnings/accumulated deficit	(21,827)

Total shareholder’s deficit	(9,642)

$—

See accompanying notes to condensed financial statements

DIPPER INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended July 31,		April 8, 1998 (inception) Through July 31,
	2002	2001	2002
Costs and expenses:
Stock-based compensation (Note 2):
Organization costs	$—	$—	$500
Contributed rent (Note 2)	300	300	5,200
Other general and administrative costs	10,592	250	16,243

	10,892	550	21,943

Loss before income taxes and interest income	(10,892)	(550)	(21,943)
Interest income	—	—	116

Loss before income taxes	(10,892)	(550)	(21,827)
Income tax provision (Note 3)	—	—	—

Net loss	$(10,892)	$(550)	$(21,827)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	1,230,000	1,230,000

See accompanying notes to condensed financial statements

DIPPER INCORPORATED
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended July 31,		April 8, 1998 (inception) Through July 31, 2002
	2002	2001
Net cash used in operating activities	$—	$—	$(4,373)

Cash flows from financing activities:
Proceeds from sale of common	—	—	2,300
Payments for offering costs	—	—	(127)

Net cash provided by financing activities	—	—	2,173

Net change in cash and cash equivalents	—	—	—
Cash:
Beginning of period	—	500	—

End of period	$—	$500	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,000	$—

Interest	$—	$500	$—

See accompanying notes to condensed financial statements

DIPPER INCORPORATED
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
Note 1:    Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2002 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 on April 8, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:    Related Party Transactions

Corporate Management Services, Inc. (“CMS”) was the Company’s principal shareholder prior to January 11, 2002. On January 11, 2002, CMS sold a controlling interest in the Company to 21st Century Education, Inc. (“21st Century”).

CMS provided office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements prior to January 11, 2002. 21st Century provided office space at no charge to the Company, on an as needed basis, for all periods subsequent to January 11, 2002. The Company’s Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a corresponding credit to paid in capital of $300, $300, and $5,200, respectively, for the three months ended July 31, 2002 and 2001, and the period from April 8, 1998 (inception) through July 31, 2002.

CMS paid certain administrative costs on behalf of the Company, on an as needed basis, in the accompanying financial statements for all periods prior to January 11, 2002. 21st Century paid, for all periods presented, certain administrative costs on behalf of the Company, on an as needed basis, for all periods subsequent to January 11, 2002. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions of the Securities Exchange Act of 1934, as amended. At July 31, 2002 the Company was indebted to 21st Century in the amount of $2,200 for expenses paid on behalf of the Company. This obligation is referred to as due to related party in the accompanying condensed financial statements.

Note 3:    Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Item 2.    Plan of Operation

Forward-Looking Statements

This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in “Plan of Operation” and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward looking statements.

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

In January 2002, Corporate Management Services, Inc., our largest shareholder, sold a controlling interest in us to 21st Century Education, Inc. in order to change us from an inactive company to a company active in providing electronic (virtual) curriculum and related consulting services to high schools. Prior to purchasing a controlling interest from Corporate Management Services, neither 21st Century nor any of its officers, directors or controlling shareholders were affiliated with us or owned any of our common stock. In connection with 21st Century’s acquisition of a controlling interest, our then sole officer and director, Mr. George Andrews, resigned and Mr. David Richter, the President and sole director of 21st Century, became our President and sole director. We moved our principal place of business from Littleton, Colorado, to Scottsdale, Arizona.

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

We do not anticipate that approval from the shareholders of Dipper will be necessary for such share exchange. However, unanimous approval from the shareholders of 21st Century will be required. 21st Century is in the process of seeking such approval.

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

Liquidity and Capital Resources

We have had no revenues from operations since our formation, and none are anticipated prior to completing a business combination. During the quarter ended July 31, 2002, we had no full time employees and our President devoted approximately 20 hours per month to our affairs, without compensation.

During the quarter ended July 31, 2002, we incurred nominal rent and administrative expenses of $100 per month, and had no other recurring operational expenses except professional fees incurred as necessary. At July 31, 2002, we had cash and cash equivalents of $0 and current liabilities of $9,642.

Our current cash and cash equivalents will not satisfy our expected working capital requirement through the next 12 months. We do not anticipate raising any additional funds or acquiring any assets prior to completing a business combination with 21st Century.

Item 3.    Controls and Procedures

Currently we have only one officer and director and therefore we have not adopted any internal controls or any disclosure controls and procedures.

PART II    OTHER INFORMATION

Items 1.    Legal Proceedings

We do not know of any pending or threatened legal proceedings to which we are a party. We also are not aware of any proceedings being contemplated by governmental authorities against us.

Item 2.    Change in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matter to a Vote of Security Holders

There were no items submitted to a vote of security holders during the first quarter ended July 31, 2002.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits are furnished as part of this report:

None.

(b)  Reports on Form 8-K

We filed a current report on Form 8-K on July 24, 2002, to report under Item 1 the change of control of Dipper Incorporated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIPPER INCORPORATED

By:	/s/ DAVID RICHTER
David Richter, President

Date:    September 25, 2002

CERTIFICATIONS

I, David Richter, Chief Executive Officer and Chief Accounting Officer of Dipper Incorporated, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of the registrant;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ DAVID RICHTER
David Richter Chief Executive Officer and Chief Accounting Officer

September 25, 2002

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, David Richter, Chief Executive Officer and Chief Accounting Officer of Dipper Incorporated (the “Company”), hereby certify that the Company’s Quarterly Report on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ DAVID RICHTER
David Richter Chief Executive Officer and Chief Accounting Officer

September 25, 2002